Form 10-Q/A
period 1995-06-30
COMPUTER IDENTICS CORP /MA/
filed 1995-09-28
CIK 23023

SECURITIES AND EXCHANGE COMMISSION
				 Washington, DC  20549
				      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
			   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________    to _____________________________

Commission File Number 0-11704

			     COMPUTER IDENTICS CORPORATION
		  (Exact name of registrant as specified in its charter)

	   Massachusetts                                   04-2443539
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

5 Shawmut Road, Canton, Massachusetts 0202l
(Address of principal executive offices) (Zip Code)

 (617) 821-0830
(Registrant's telephone number, including area code)

 ______________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		    Class                      Outstanding at June 30, 1995
Common Stock, $.l0 par value                             10,827,593





		    COMPUTER IDENTICS CORPORATION
			  TABLE OF CONTENTS

									  Page

PART 1. FINANCIAL INFORMATION

	ITEM 1. FINANCIAL STATEMENTS............................            1

			Consolidated Balance Sheets --
			June 30, 1995 and December 31, 1994.........        1

			Consolidated Statements of Operations --
			Three and Six Months ended June 30, 1995,
			and June 30, 1994...........................        2

			Consolidated Statements of Cash Flows --
			Six Months ended June 30, 1995, and
			June 30, 1994...............................        3

			Notes to Consolidated Financial Statements..        4


	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
			FINANCIAL CONDITION AND RESULTS OF
			OPERATIONS...................................       5


PART II.        OTHER INFORMATION

	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
			SECURITY HOLDERS.............................       8

	ITEM  6.        EXHIBITS AND REPORTS ON FORM 8-K                    9








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			     COMPUTER IDENTICS CORPORATION
			     Registrant

DATE:  August 2, 1995


			     \Jeffrey A. Weber\
			     _________________________________________
			     Jeffrey A. Weber
			     Duly Authorized Officer and Principal Financial Officer (Senior Vice President, Operations and Finance and Chief Financial Officer)