Form 10-Q
period 1995-09-30
COMPUTER IDENTICS CORP /MA/
filed 1995-11-06
CIK 23023

SECURITIES AND EXCHANGE COMMISSION
			     Washington, DC  20549

				   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____________________

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


 (617) 821-0830
(Registrant's telephone number, including area code)
                     _________________________________________________
(Former name, former address and former fiscal year,if changed since last report)Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class
		    Outstanding at September 30, 1995
Common Stock, $.l0 par value
10,837,593






COMPUTER IDENTICS CORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF OPERATIONSFOR THE THREE AND NINE MONTHS MONTHS ENDED SEPTEMBER 30 , 1995 AND 1994Three months ended September 30,Nine Months ended September 30,1995
199419951994Revenues:   Net product sales
$ 5,948,748 $   5,879,974 $ 17,862,344 $   15,983,981
Customer support services892,876 745,138 2,518,879 2,394,464
Total6,841,624 6,625,112 20,381,223 18,378,445
Cost and expenses:
Cost of products sold3,112,621 2,846,569 8,872,405 8,175,009
Cost of customer support services  486,898 556,560 1,250,764 1,500,435
Selling, general and administrative2,511,325 2,425,194 7,638,543 7,570,514
Research and development606,535 537,418 1,946,063 1,644,853
Separation Costs              -              -              -468,819
Total6,717,379 6,365,741 19,707,775 19,359,630
Income (loss) from operations124,245 259,371 673,448 (981,185)
Interest income11,278 1,885 24,978 23,817
Interest expense14,266 1,113 23,557 5,550
Income (loss) before provision for income taxes121,257 260,143 674,869(962,918) (Benefit from) Provision for income taxes(412)24,834 52,256 73,529
Net income (loss)$   121,669 $ 235,309 $   622,613 $   (1,036,447)
Net income (loss) per share$     .01 $        .02 $           .06 $      (.10)
Weighted average number of common and common equivalent shares outstanding 11,124,39410,556,04810,937,86710,327,563
See notes to consolidated financial statements.

COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
 (UNAUDITED)


				      Nine months ended September 30,
					     1995             1994

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $622,613      $(1,036,447)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used for) operating
   activities:
   Depreciation and amortization       320,017      289,540
       Non-cash compensation           55,350        45,422
       Increase (decrease) in cash from:
	 Accounts receivable          852,684       (503,064)
	 Inventory                   (697,125)      (266,606)
	 Other current assets         (61,324)      (127,504)
	 Accounts payable            (247,183)     1,068,639
	 Accrued compensation and related benefits (102,854)     181,549
	 Accrued income taxes          43,486       (12,943)
	 Other current liabilities   (418,302)     (423,028)
	 Deferred revenue              34,290      (119,588)
 Total adjustments                   (220,961)      132,417
 Net cash provided by (used for) operating activities 401,652   (904,030)

 CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment   (547,668)     (287,505)
    Decrease in other assets                   3,657            -
 Net cash used for investing activities     (544,011)     (287,505)
  CASH FLOWS FROM FINANCING ACTIVITIES
    Notes Payable                            998,527            -
    Principal payments under capital lease obligations (26,087)   (23,287)
    Proceeds from exercise of stock options  234,699      82,000
  Net cash provided by financing activities 1,207,139     58,713
  Effect of exchange rate changes on cash and cash equivalents  28,125  13,151
 Net increase(decrease) in cash and cash equivalents    1,092,905  (1,119,671)
" Cash and cash equivalents, beginning of year       755,089    1,673,76
" Cash and cash equivalents, end of quarter         $1,847,994   $554,092
 Supplemental information:
 Cash paid for interest                      $23,557      $5,551
 Cash paid for income taxes                   $8,991     $61,509

COMPUTER IDENTICS CORPORATIONAND SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)The Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, contain information pertinent to the accompanying financial statements. There has been no material change in the information contained in such notes except as set forth below. The Balance Sheet at September 30, 1995, the Statements of Operations for the three and nine months ended September 30, 1995 and 1994 and the Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair presentation of such financial results have been included.

1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ComputerIdentics Corporation (the Company) and its wholly-owned subsidiaries, Computer Identics N.V./S.A. (CINV), Computer Identics Ltd., Computer Identics GmbH, Computer Identics S.A., and Computer Identics, Inc.

2.      RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the 1995 presentation.

3.      NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common and the dilutive effect of common equivalent shares outstanding for the period.

4.      INVENTORY

Inventory is recorded at the lower of cost (first in, first out method) or market.

At September 30, 1995 and December 31, 1994, inventory consisted of the following:




5.      INCOME TAXES

The Company's income taxes were $53,000 in 1995 versus a provision of $74,000 in 1994. Due to the Company's ability to use its U.S. net operating loss carryforwards, the provision for income taxes is comprised primarily of state and foreign income taxes for which net operating loss carryforwards are not
available.Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of OperationsFor the Three Months Ended September 30, 1995 and 1994:

Revenue for the third quarter of 1995 was 3% above the comparable 1994 period. Third quarter bookings decreased 5% for 1995 compared to the prior year. Backlog increased slightly from $3.1 million at December 31, 1994 to $3.2 million at September 30, 1995. The $3.2 million backlog is lower than the comparable third quarter 1994 total of $4.3 million.

Revenues by the Company's four European subsidiaries, the Canadian subsidiary, and exports to Rest of World were 63% and 47% of the total revenue for the third quarter of 1995 and 1994, respectively. European revenues increased 32% and Rest of World revenues were up 118% over the 1994 third quarter. Revenues for North America declined 28% compared with the same period in 1994. This continued international performance can be directly related to the continued recovery and improvement in the European economy, and increased penetration in the Far East/Asia market.

Gross margin from product and services was 47.4% compared to 48.6% for the third quarters of 1995 and 1994 respectively. Product gross margin decreased to 47.7% in 1995 from 51.6% in 1994 due to a larger mix of international revenues with lower margins and a change in strategy in the North American business from direct to lower margin indirect channels. Service gross margin increased in 1995 to 45.5% from 25.3% in 1994 reflecting two factors: elimination from our service base of those older products we have removed from our current product offerings, coupled with cost reductions from our 1995 restructuring program. Selling, general and administrative expenses as a percentage of revenue remained constant at 36.7% in the third quarter of 1995 and 1994.

Research and development expenses increased to 9% of revenues in the third quarter of 1995 from 8% in the comparable quarter of 1994, as the Company continued its planned program to increase spending on new product development. The Company continues to invest in its future by improving performance of existing products, expanding its overall product line, and exploring new technology.

For the third quarter of 1995, the Company reported net income of $122,000 as compared with a 1994 third quarter profit of $235,000. This decrease is directly related to increased spending for sales, marketing, research and development, while the gross margin remained virtually flat.





For the Nine Months Ended September 30, 1995 and 1994.

Revenue for the first nine months of 1995 was 11% above the comparable 1994 period. Bookings for the same period increased 8% for 1995 compared to the prior year.

Revenues by the Company's four European subsidiaries, the Canadian subsidiary, and exports to Rest of World were 61% and 49% of the total revenue for the first nine months of 1995 and 1994 respectively. European revenues increased 33% and Rest of World revenues were up 119% over the 1994 third quarter. Revenues for North America declined 16% compared with the same period in 1994. This continued strong international performance can be directly related to several factors: strong OMNI CIX sales by our European subsidiaries,continued recovery and improvement in the European economy, a weaker U.S. dollar, and increased penetration in the Far East/Asia market. Since over half the Company's revenue was derived from foreign sources, its operating results can be sensitive to foreign currency fluctuations. In the first nine months of 1995, these foreign currency fluctuations worked in the Company's favor.

Gross margin from product and services was 50.3% compared to 47.4% for the first nine months of 1995 and 1994, respectively. Product gross margin increased to 50.3% in 1995 from 48.9% in 1994, primarily reflecting the European subsidiaries ability to increase the sales mix of higher margin scanners. Service gross margin increased in 1995 to 50.3% from 37.3% in 1994 reflecting two factors: elimination from our service base of those older products we have removed from our current product offerings, coupled with cost reductions from our 1995 restructuring program. Selling, general and administrative expenses as a percentage of revenue were 37.5% in the first nine months of 1995 vs. 41.2% in the comparable 1994 period. Overall, the Company has, through its ongoing cost reduction program, minimized increases in selling, general and administrative spending while growing revenue by 11%.


Research and development expenses were 10% and 9% of revenues in the first nine months of 1995 and 1994, respectively, as the Company continued its planned program to increase spending on new product development. The Company continues to invest in its future by improving performance of existing products, expanding its overall product line, and exploring new technology.

For the first nine months of 1995, the Company reported net income of $623,000 as compared with a 1994 nine month loss of $(1,036,000). This improvement is directly related to a 11% increase in revenue coupled with improved gross margins, minimized spending increases in selling, general and administrative expenses, and the non-recurrence of the $469,000 one-time charge in 1994 for employee separation costs.




Liquidity and Capital Resources

Management believes that continued profitable operations and the current level of working capital are sufficient to finance its needs through 1996. From a capital expenditures viewpoint, in the fourth quarter of 1995 the Company is contemplating the acquisition of a new management information system which is estimated to cost between $150,000 and $250,000. The liquidity results over the periods under discussion are:

				    September 30,            December 31,
                                     1995                         1994
	Working Capital             $6,309,000               $5,299,000
	Current Ratio                2.2 to 1                 2.1 to 1
	Total Liability to Net Worth Ratio  .7 to 1           .8 to 1

Each of the liquidity factors listed have remained relatively stable as of the dates listed. Working capital has increased by $1,010,000 during the first nine months of 1995 compared to December 31, 1994, primarily resulting from an increase in inventory of $814,000 and decreases in accounts receivable of $635,000 and other current liabilities of $504,000.

The Company currently has two bank lines of credit available. The principal line of credit, $1,000,000, is held with a commercial bank. The second line of credit is held with a Belgium bank for 5,000,000 Belgium Francs (approximately $150,000). Computer Identics GmbH, a wholly owned German subsidiary, borrowed in DM the entire $1,000,000 line of credit with a commercial bank. The loan is a demand note at an interest rate of 7.25%. These funds were used to pay down their inter-company accounts payable balance due to their parent company, Computer Identics. The Company's cash balance at September 30, 1995 reflects the proceeds from the draw down of the $1,000,000 line of credit noted previously. The Company also has available a program to hedge its foreign denominated accounts receivable in an effort to minimize foreign currency exposure. At September 30, 1995, the Company did not have any hedging contracts outstanding, but may utilize limited hedging in the future should the Company foresee the need.




PART II
OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1 Restated Articles of Organization effective December 21, 1984, and Amendment thereto effective June 1, 1987, (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

3.2 By-laws of the Company (filed as Exhibit 3.4 to Registration Statement No. 2-85807, and incorporated herein by reference).

4.1 Copy of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement No. 2-85807, and incorporated herein by reference).

11. Statement regarding computation of per share earnings. (See footnote 3 to Notes to Consolidated Financial Statements).

(b)     Reports on Form 8-K

None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			     COMPUTER IDENTICS CORPORATION
			     Registrant
DATE:  October 31, 1995

                             _________________________________________
			     Jeffrey A. Weber
		    Duly Authorized Officer and Principal Financial Officer (Senior Vice President, Operations and Finance and Chief Financial Officer)






COMPUTER IDENTICS CORPORATION

TABLE OF CONTENTS


							Page

PART 1. FINANCIAL INFORMATION

           ITEM 1.      FINANCIAL STATEMENTS                1

			Consolidated Balance Sheets --
			September 30, 1995 and December 31, 1994          1

			Consolidated Statements of Operations --
			Three and Nine Months ended September 30, 1995,
			and September 30, 1994               2

			Consolidated Statements of Cash Flows --
			Nine Months ended September 30, 1995, and
			September 30, 1994                   3

			Notes to Consolidated Financial Statements        4

	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
			FINANCIAL CONDITION AND RESULTS OF
			OPERATIONS                   5


PART II.        OTHER INFORMATION

	ITEM  6.        EXHIBITS AND REPORTS ON FORM 8-K                    8