Form 10-K
period 1995-12-31
COMPUTER IDENTICS CORP /MA/
filed 1996-03-28
CIK 23023

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM                    TO

     Commission file number 0-11704

                          COMPUTER IDENTICS CORPORATION
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                04-2443539
  (State or  other jurisdiction         (I.R.S. Employer  Identification Number)
of incorporation  or organization)

 5 SHAWMUT ROAD, CANTON, MASSACHUSETTS                                  02021
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (617) 821-0830

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                         WHICH REGISTERED
-------------------                                     ------------------------
       None                                                       None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 per value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /x/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

     Non-affiliates of the registrant owned approximately $13,180,000 in the aggregate market value of registrant's voting stock based upon the closing price for such stock in the over-the-counter market on March 15, 1996.

     As of March 15, 1996, there were outstanding 10,866,793 shares of the registrant's voting common stock, $.10 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                              PART INTO WHICH INCORPORATED
              --------                              ----------------------------
Proxy Statement for Annual Meeting of                         Part III
Stockholders to be held May 14, 1996

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

         Founded in 1968, Computer Identics Corporation, a Massachusetts corporation (the "Company") designs, manufactures, markets and services standard bar code products, data collection networks, and systems for the data collection and material handling/industrial markets. The Company markets its products in the United States through its direct sales organization and through distributors, system integrators and value added resellers. As an international organization, the Company and its foreign subsidiaries have sales and service offices located in Canada, Belgium, France, Germany and the United Kingdom, as well as a network of distributors and systems integrators in locations throughout the world. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional discussion of developments for the year ended December 31, 1995.

Bar Code Technology

         A bar code label consists of bars printed on a contrasting background. By varying the width of the printed bars as well as the spaces between them, a bar code label can be encoded with information such as identification number, origin, composition or destination of the product to which the label is attached. Bar code scanners read bar codes with high intensity light and convert the reflected light patterns into electrical impulses. These impulses are transmitted to a decoding unit which translates them to conventional digital information for use by a customer in accordance with specific application requirements. Scanning and decoding units, as well as other data entry terminals, can be grouped into a network for high speed data transmission between the units and a larger host computer system.

Company Products

         The Company designs, manufactures or purchases for resale, and services a broad line of bar code data collection products, both hardware and software, all of which are within one industry segment. For discussion purposes, however, the Company categorizes its product line into four different product groups:

         (a)  Material Handling Data Identification Products:

                  The Company manufactures a series of fixed position laser scanners for automation and material handling applications found in warehousing, distribution and manufacturing control environments. In 1995, the Company introduced the CiMAX(TM) 7500 scanner. The CiMAX 7500 is an intelligent, fixed position laser scanner with Ethernet networking capabilities. It is designed specifically for material handling applications where high reading rates, high throughput, and local or networked distributed processing and control are important to application success. The CiMAX 7500 combines the capabilities of a scanner, decoder, PC and PLC in one product. The OMNI CIX(TM), an omnidirectional fixed position laser scanner designed specifically for material handling applications where the bar code label or labeled item can be rotated at any angle, was introduced in

         1994. The Scanstar(TM) 10/15 miniature bar code scanner and the Scanstar 80/85 high performance scanner are utilized in factories, warehouses and distribution centers to identify, count, sort or direct objects as they move throughout a facility on a conveyor system. These series of scanners are available with a range of sophisticated operational features whose physical characteristics and built-in options address a wide variety of customer requirements.

         (b)      Factory Data Collection Terminals and Networks:

                  For factory data collection applications, which includes scanners, terminals and workstations, as well as a network to provide data communications between its various units, the Company manufactures the Starnode Data Collection System. These products are used in a wide range of applications such as production accounting, labor reporting and work-in-process tracking where accurate data collection and management is essential. The heart of the Starnode system is an intelligent network controller which when connected to a series of bar code data collection terminals and scanning devices, provide the necessary components for a turnkey batch data collection system, an on-line data collection system or a store and forward system for a host computer. The Starnode(TM) Data Collection System also includes software to operate the system and assist in various applications. In 1995, the Company introduced the CiMAX 6000, an open system based data collection terminal. The CiMAX 6000 is ideal for applications such as quality control, work in process and shipping and receiving.
         It interfaces to any host computer using the established TCP/IP connectivity protocol and Ethernet transport hardware. Additionally, the CiMAX 6000 is supported by the Company's widely deployed
         Starnode Data Collection Network enabling users to select the computing environment that best suits their requirements.

         (c)      Bar Code Tools:

                  The Company also manufactures or purchases for resale a range of bar code data collection tools. Included in this category are bar code label printers, decoders, hand held scanning devices and portable bar code terminals.

         (d)      Customer Support Services:

                  The Company's service organization offers its customers a variety of support services including custom software and systems, field or depot repair, site installation services, training and technical support.

Customers; Marketing Arrangements; Exports

         The Company's customers encompass a wide cross-section of businesses and institutions, including postal services, freight companies, and manufacturers of electronics, pharmaceuticals, consumer goods, textiles and automobiles.

         During 1993, one customer, Canada Post, accounted for approximately 10% of the Company's revenue. During 1995 and 1994 no one customer accounted for more than 10% of revenue.

         The Company's product line is sold by its direct sales organizations in the United States and its foreign subsidiaries in Canada, Belgium, France, Germany and the United Kingdom. It also distributes its products in these areas and other parts of the world through distributors, value added resellers and systems integrators.

         The Company also sells products and components to original equipment manufacturers ("OEMs"), including materials handling equipment manufacturers and system integration firms. These firms combine the Company's products with other hardware and software to create customized information and control systems for sale to end-users.

         The Company offers a six month to one year warranty on its products. Warranty claims have not been significant in the last 10 years.

         Sales by the Company's Canadian subsidiary, its four European subsidiaries and other export sales, principally to Korea, Australia, New Zealand, and other non-European countries, accounted for approximately 60%, 52%, and 57% of the Company's revenue in 1995, 1994, and 1993, respectively. For additional information regarding foreign and domestic operations, see Note 9 to the Consolidated Financial Statements in Part II.

Manufacturing and Supply

         The Company designs and manufactures the majority of the items in its product line. The Company's manufacturing operations consist primarily of assembling electrical and mechanical components that have been purchased from vendors, testing the resulting products, and shipping finished products to customers.

         Some suppliers are the Company's sole source for certain components. Should products become unavailable from existing suppliers, other sources would be available, although added costs and manufacturing delays might result. From time to time, the Company experiences difficulty in obtaining product components during periods when there is a general shortage of parts in the electronics industry resulting in production and shipping delays.

         The Company's Service Division provides repair and maintenance for all product lines. Most service activities are performed on a return-to-factory basis.

Competition

         The bar code industry is highly competitive. Several of the firms with which the Company competes directly have greater financial, technical and marketing resources than the Company. In the area of information and control systems, the Company also competes with OEMs and end-users who act as their own system assemblers and integrators. The Company faces the possibility of changes in market share due to technological innovation, shifting product emphasis among existing competitors and new entrants into the marketplace.

         The Company also faces competition in some applications from companies offering automatic identification equipment and systems not based on bar code technology. Examples of such alternative technologies include optical character recognition, magnetic character recognition and radio frequency data collection and transmission.

         The Company competes primarily on the basis of the quality, price and performance of its products and services and continuing product innovation in a rapidly changing environment.

Patents and Licenses

         The Company holds domestic and foreign patents which it considers of limited value and relies for its success primarily on the quality of its products and services and continuing product innovations.

Backlog; Working Capital

         As of December 31, 1995, the Company had a backlog of firm orders of approximately $3.5 million. This backlog is scheduled to be shipped in the Company's 1996 fiscal year. At December 31, 1994, backlog was approximately $3.1 million, and was shipped in the 1995 fiscal year. The Company's business is influenced by capital spending patterns of its customers which have in some years a greater impact on sales in the fourth quarter.

         The Company has significant working capital requirements in order to stock an adequate number of standard products to fill orders on short notice and to produce and complete systems. Domestic sales of standard products are generally on 30 day open account terms and credit terms for foreign sales are 30 days, subject to a letter of credit where credit risk considerations warrant.

         For further information regarding the Company's working capital position, see "Liquidity and Capital Resources" under "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Product Development

         The Company expended approximately $2.5, $2.2 and $1.9 million for Company sponsored research and development, both hardware and software, during fiscal years 1995, 1994 and 1993, respectively. Software is becoming a greater portion of the total development effort as the complexity of the product increases with the use of integrated circuits and microprocessors.

         The Company's current efforts are directed at improving and enhancing its product line through the introduction of successor models with higher performance levels, greater capacity and more attractive packaging and lower costs through miniaturization and the increased use of integrated circuitry.

         For 1996, the Company has introduced three new product offerings. These are the OMNI-CIX-M(TM), a mini omni directional scanner, the CiMAX 7800, a high performance fixed position laser scanner with auto focus capabilities, and the CiMAX 6100 Controller, an open systems terminal which provides both decoding and code reconstruction functions. Two significant product introductions for 1995 were the CiMAX 7500, an intelligent, fixed position laser scanner, and the CiMAX 6000, an open systems based data collection terminal.

Government Regulation

         The Office of Radiological Health (ORH) of the Food and Drug Administration has promulgated regulations applicable to manufacturers of laser products. Such regulations classify laser products by assessable radiation levels and establish standards for protective housing, safety interlocks and the affixing of labels alerting users not to stare into the laser beam.

         ORH also requires manufacturers to file annual laser product reports. The Company believes that it has complied with these regulations. While the nature and scope of these regulations could change in the future, the Company would not expect the same to have a material affect on capital expenditures, earnings or competitive position.

Employees

         As of December 31, 1995, the Company had 138 full-time employees and 6 part-time employees. There are no collective bargaining agreements with the Company. The Company considers its relations with its employees to be excellent.

Executive Officers of the Registrant

         The following persons hold, as of the date of this filing, the executive offices indicated opposite their name.

Name                    Age           Title
----                    ---           -----
Richard C. Close        53            President, Chief Executive Officer

Jeffrey A. Weber        49            Senior Vice President - Operations and Finance, Treasurer

Thomas J. Chisholm      46            Vice President - Research and Development

Stephen L. Abbey        43            Vice President - Sales and Marketing, North America

         Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company.

         Mr. Close joined the Company in May, 1993 as President. For more than five years prior to that, Mr. Close had been President of Kodak Electronic Printing Systems, Inc., a manufacturer of digital pre-press equipment for the printing and publishing industries. Mr. Close has been a Director of the Company since May, 1992.

         Mr. Weber joined the Company in June 1994 as Senior Vice President - Operations and Finance, and Treasurer. From 1991 to 1994, Mr. Weber was first Vice President - Finance and Chief Operating Officer, and then President and Chief Executive Officer of Geo. E. Keith Company, a shoe manufacturer.

         Mr. Chisholm joined the Company in 1983 as Manager of Engineering, and served as Vice President of Engineering from 1986 to 1991, and Vice President - Material Handling from 1991 to 1993. Mr. Chisholm became Vice President - Research and Development in 1993.

         Mr. Abbey joined the Company in February 1995 as Vice President - Sales and Marketing, North America. From 1993 to 1995, Mr. Abbey was Vice President - Sales and Marketing for Howtek, Inc., an electronic imaging company for the graphic arts industry. From 1989 to 1993, Mr. Abbey was Vice President and General Manager of Professional Color Systems for Kodak Electronic Printing Systems, Inc., a manufacturer of digital pre-press equipment for the printing and publishing industries.

ITEM 2.  PROPERTIES

         The Company's principal executive office and manufacturing facilities occupy 60,000 square feet leased in a building in Canton, Massachusetts near the junction of Massachusetts Route 128 and Interstate 95. The Company occupies the premises under a lease expiring in July, 1998. The European subsidiaries occupy sales office facilities under leases that continue through 1996. The Company considers its present facilities to be adequate for its present business and any expansion in its business which may occur in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    (a) Shares of the Company's Common Stock are traded on the over-the-counter market and prices are quoted in the National Market listings of the National Association of Securities Dealers Automated Quotation System. The following table sets forth, for the quarters indicated, the high and low bid prices of the Common Stock:

            1995                          High             Low
            ----                          ----             ---
         First Quarter                   2 7/16           1 5/8
         Second Quarter                  3 3/4            1 3/4
         Third Quarter                   4                2 5/8
         Fourth Quarter                  3 1/16           2 5/8

            1994                          High             Low
            ----                          ----             ---
         First Quarter                   1 5/16           1 1/8
         Second Quarter                  1 9/16           1 1/16
         Third Quarter                   1 19/32          1 1/16
         Fourth Quarter                  2                1 1/8

         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    (b) As of February 15, 1996 there were approximately 463 holders of record of shares of the Company's Common Stock. This number does not reflect those individuals and institutions who hold shares of the Company's Common Stock through accounts with stockbrokers.

    (c) The Company has never paid cash dividends on shares of its Common Stock and does not expect to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS DATA:

                                     (In Thousands, Except Per Share Amounts)

                               1995        1994        1993        1992        1991
                             --------------------------------------------------------
Revenue                      $ 27,745    $ 26,026    $ 21,890    $ 21,973    $ 20,641
Cost of Revenue                14,065      13,485      11,713      10,827      10,619
Selling, General and
  Administrative Expense       10,433      10,295       8,775       8,642       8,047
Research and Development
  Expenses                      2,545       2,242       1,861       1,470         994
Separation Costs                    -         469         541           -           -
Provision for Income Taxes         14          64          63         177         234
Net Income (Loss)                 683        (510)     (1,026)        875         760
Net Income (Loss)
  per Share                      0.06       (0.05)      (0.10)       0.09        0.08

BALANCE SHEET DATA:

Working Capital              $  6,335    $  5,299    $  5,143    $  5,831    $  4,721
Total Assets                   12,748      10,986      10,203       9,930       9,163
Long-Term Debt                     57          72          20          51          79
Accumulated Deficit           (17,889)    (18,572)    (18,062)    (17,036)    (17,911)
Stockholders' Equity            7,207       5,986       5,921       6,806       5,671

The Company has never paid cash dividends on shares of its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net income for 1995 was $683,000 and represents the Company's first profitable year since 1992. The last two years, 1994 and 1993, reflected significant changes within the Company. A new President and Chief Executive Officer was appointed in 1993 and a cost savings and reduction in work force program was accomplished in 1994. These efforts resulted in one-time separation charges of $469,000 and $541,000 for 1994 and 1993, respectively. The net loss was $510,000 and $1,026,000 for 1994 and 1993, respectively.

         Revenues for 1995 were 7% above 1994 results. European and Rest of World revenues in 1995 increased by 24% and 22%, respectively. North America revenue declined by 11% in 1995 as compared to 1994. Revenues for 1994 were 19% above 1993 results and excluding the substantial 1993 Canada Post contract, revenue would have increased 30% on a year-to-year comparative basis. The 1994 revenue gains were reflected in all three geographic areas of the Company. Bookings increased 10% for 1995 and 1994 compared to the prior year. Backlog at December 31 was $3.5, $3.1 and $3.7 million for 1995, 1994 and 1993, respectively. Revenue growth is primarily attributable to: a broader product line; recovery of the European economy; increased penetration in the Far East/Asia market; and improved sales productivity in North America in 1994. Service revenue increased 5% in 1995 as compared to 1994. Service revenue in 1994 was 25% below 1993 levels primarily due to two factors: first, a 20% one-time increase in service revenues in 1993 due to the Canada Post contract and second, the elimination from the service base of those older products that have been removed from the Company's product line.

         Sales by the Company's four European subsidiaries, the Canadian subsidiary, and exports to the Rest of the World were 60%, 52% and 57% of total revenue for the years ended December 31, 1995, 1994, and 1993, respectively. The high 1993 level is due to the Canada Post contract, which accounted for almost 10% of the total worldwide revenue. The significantly high 1995 level is due to the 20% plus revenue growth in Europe and Rest of World coupled with a softening in the North American market. Since more than half of the Company's revenue is derived from foreign sources, its operating results can be sensitive to foreign currency fluctuations. In 1995, these foreign currency fluctuations worked in the Company's favor. The Company has available through a domestic commercial bank a program available to hedge its foreign denominated accounts receivable in an effort to minimize foreign currency exposure. These hedging activities are basic, straightforward arrangements and do not involve the use of any other unusual forms of derivatives. At December 31, 1995, the Company did not have any hedging contracts outstanding.

         Gross margin from product and services was 49%, 48% and 46% for 1995, 1994 and 1993, respectively. Product gross margin was 50%, 48% and 47% for 1995, 1994, and 1993, respectively. The increase in 1995 product gross margin to 50% reflects manufacturing efficiencies, primarily due to subcontracting components such as circuit boards on a complete turnkey basis. Service gross margin in 1995 and 1994 was 45% and 46%, respectively. These two years were both higher than the 44% level in 1993 and reflect two factors: first, the elimination from the service base of those older products that have been removed from the Company's product line, and second, cost reductions from the 1994 restructuring program. The Company has implemented a change in distribution strategy in the North American business from direct to lower margin indirect channels. To achieve the Company's goals of a continued positive gross margin trend will require further material and labor cost reductions in manufacturing which must more than offset the effect of the larger mix of international revenues with lower margins and the change in distribution strategy in North America.

         Selling, General and Administrative expenses as a percentage of revenue were 38%, 40% and 40% in 1995, 1994 and 1993, respectively. Gross spending for these expenses in 1995 were held constant while revenue increased by 7%.

         Research and development expenses were 9% of revenue in 1995, 1994 and 1993, respectively as the Company continued its planned program of spending on new product development.

         The Company's provisions for income taxes were $13,000, $64,000, and $63,000 in 1995, 1994 and 1993, respectively. Due to the Company's ability to use its U.S. net operating loss carryforwards, the provision for income taxes is comprised primarily of state and foreign income taxes for which net operating loss carryforwards are not available.

         The Company's revenue reflects no significant inflationary impact during the period since prices have either been constant or slightly reduced. While the exact impact is not quantifiable, inflation has increased labor costs as a component of sales and selling costs and general and administrative expenses.

Liquidity and Capital Resources

         Management believes that continued profitable operations and the current level of working capital are sufficient to finance its needs through 1996. From a capital expenditures viewpoint, the only material capital expenditure planned for 1996 is a new management information system which has been purchased for approximately $200,000. The liquidity results over the periods under discussion are:

                                                    December 31,        December 31,       December 31,
                                                    1995                1994               1993
                                                    ---------------------------------------------------
Working Capital                                     $6,335,000          $5,299,000         $5,143,000
Current Ratio                                       2.2 to 1            2.1 to 1           2.2 to 1
Total Liability to Net Worth Ratio                  .8 to 1             .8 to 1            .7 to 1

         Each of the liquidity factors listed have remained relatively stable as of the dates listed. Working capital has increased by $1 million in 1995 compared to 1994, primarily resulting from an increase in inventory of $521,000 and a decrease in other current liabilities of $495,000.

         The Company currently has two bank lines of credit available. A small line of credit is held with a Belgium bank for 5 million Belgium Francs (approximately $170,000). The principal line of credit, in the amount of $1 million, is held with a commercial bank. Computer Identics GmbH, a wholly owned German subsidiary, borrowed in DM the entire $1 million line of credit from this commercial bank. The loan is a demand note at an interest rate of 7%. These funds were used to pay down their intercompany accounts payable balance due to the Company. The Company's cash balance at

December 31, 1995 reflects the proceeds from the draw down of the $1 million line of credit. The Company also has available a program to hedge its foreign denominated accounts receivable in an effort to minimize foreign currency exposure. At December 31, 1995, the Company did not have any hedging contracts outstanding, but may utilize limited hedging in the future should the Company foresee the need.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:                                 Page
                                                                            ----
Independent Auditors Reports.............................................   F-1
                                                                            and
                                                                            F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 1995 and 1994..................   F-3

Consolidated Statements of Operations
For The Years Ended December 31, 1995, 1994 and 1993.....................   F-4

Consolidated Statements of Stockholders' Equity
For The Years Ended December 31, 1995, 1994 and 1993.....................   F-5

Consolidated Statements of Cash Flows

For the Years Ended December 31, l995, 1994 and 1993.....................   F-6

Notes to Consolidated Financial Statements...............................   F-7

Schedule II - Valuation and Qualifying Accounts..........................   F-14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors has appointed Ernst & Young LLP as the independent auditors to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1996. Ernst & Young LLP was engaged as the Company's principal accountants to audit its financial statements on October 27, 1994. On October 21, 1994, the Company dismissed its prior independent certified public accountants, Deloitte & Touche LLP. The decision to change accountants was approved by the Audit Committee of the Board of Directors and by the Board of Directors.

         During (i) the fiscal years ended December 31, 1993 and 1992, and (ii) the subsequent quarterly periods ending March 31, 1994, June 30, 1994 and September 30, 1994, the Company did not have any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference to the subject matter of the disagreements in connection with their report.

         The report of Deloitte & Touche LLP on the Company's financial statements for the fiscal years ended December 31, 1993 and 1992 (i) did not contain any adverse opinion or a disclaimer of opinion, and (ii) was not qualified or modified as to certainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference to the text appearing under PART I, Item 1 - Business, under the caption "Executive Officers of the Registrant" on page 5 of this report, and by reference to the information under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996 (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Compensation of Directors," "Executive Compensation," "Bonus Plan," "Stock Option Plans," and "Employment Agreements" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Directors, Officers and Certain Other Persons" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements:

         The following Consolidated Financial Statements are included in Part II of this Report:

            (i)   Independent Auditors Reports;

            (ii)  Consolidated Balance Sheets as of December 31, 1995 and 1994;

            (iii) Consolidated Statements of Operations For the Years  Ended
                  December 31, 1995, 1994 and 1993;

            (iv) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1995,1994 and 1993;

            (v) Consolidated Statements of Cash Flows For the Years Ended December 31, 1995, 1994 and 1993;

            (vi)  Notes to Consolidated Financial Statements.

         2. Financial Statement Schedule:

         The following Financial Statement Schedule for the years 1995, 1994 and 1993 is included in Part II of this Report:

            (i)   Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

         3. The following exhibits are included in Part IV of this  Report:

              3.1 Restated Articles of Organization effective December 21, 1984 and Amendment thereto effective June 1, 1987 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

              3.2 By-laws of the Company (filed as Exhibit 3.4 to Registration Statement No. 2-85807, and incorporated herein by reference).

              4.1 Copy of Common Stock certificate (filed as Exhibit 4.1 to Registration Statement No. 2-85807, and incorporated herein by reference).

              10.1 Lease dated August 9, 1991 by and between the Company and AEW #1 Corporation.

              10.2 Exchange Agreement dated September 25, 1980 by and between the Company and The First National Bank of Boston (filed as Exhibit
         10.7 to Registration Statement No. 2-85807, and incorporated herein by reference).

              10.3 Agreement dated November 30, 1990 with Hutton/PRC Technology Partners 1 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

              10.4 Shareholder Agreement dated December 5, 1984, with N.V. Bekaert, S.A (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

              10.5 Stock Option Agreement dated December 23, 1986 by and between the Company and N.V. Bekaert S.A. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 24, 1986, and incorporated herein by reference).

              10.6 Amendment and Stock Purchase Agreement dated May 30, 1986 between the Company and N.V. Bekaert S.A. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated December 24, 1986, and incorporated herein by reference).

              10.7 Amendment No. 2 to Shareholder Agreement dated December 23, 1986 by and between the Company and N.V. Bekaert S.A. (filed as Exhibit
         2.4 to the Company's Current Report on Form 8-K dated December 24, 1986, and incorporated herein by reference).

              10.8 Stock Option Agreement dated December 23, 1986 by and between the Company and The Profit Sharing Plan of Eberstadt Fleming, Inc., Equity-Venture Associates and Eagle Management Company (filed as
         Exhibit 2.6 to the Company's Current Report on Form 8-K dated December 24, 1986, and incorporated herein by reference).

              10.9 Amendment No. 1 to Stock Option Agreement dated March 13, 1987 by and between the Company and The Profit Sharing Plan of Eberstadt Fleming, Inc., Equity-Venture Associates and Eagle Management Company (filed as Exhibit D to Form 13(d)(1) filed by Eberstadt Fleming, Inc. on March 20, 1987, and incorporated herein by reference).

              10.10 Amendment No. 3 to Shareholder Agreement dated January 9, 1987 by and between the Company and N.V. Bekaert S.A. (filed as Exhibit Y to Form 13(d)(1) filed by N.V. Bekaert S.A. on January 14, 1987 (SEC File No. 5-34608), and incorporated herein by reference).

              10.11 Amendment No. 4 to Shareholder Agreement dated March 13, 1987 by and between the Company and N.V. Bekaert S.A. (filed as Exhibit Z to Form 13(d)(1) filed by N.V. Bekaert S.A. on March 13, 1987, and incorporated herein by reference).

              10.12 Amendment No. 1 to Stock Option Agreement dated March 13, 1987 by and between the Company and N.V. Bekaert S.A. (filed as Exhibit AA to Form 13(d)(1) filed by N.V. Bekaert S.A. on March 13, 1987, and incorporated herein by reference).

              10.13 Loan Agreement and Stock Option Agreement dated March 13, 1987 by and between the Company and K.J. Hirshman, H.P. Hirshman and Fairfield Lease Corporation Profit Sharing Trust (filed as Exhibit
         10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference).

              10.14 Loan Agreement and Stock Option Agreement dated November 19, 1987, by and between the Company and C.O. Henriksson, T. Kohn, C.W. Wilcox (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

              10.15 Offer to Convert Notes dated December 1, 1987, by the Company to the holders of Subordinated Notes (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

              10.16 Employment Agreement dated December 30, 1988, between the Company and Frank J. Wezniak (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).*

              10.17 The Company's 1987 Incentive Stock Option Plan, as amended (filed as Exhibit 1 to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1989, and incorporated herein by reference).

              10.18 Second Stock Purchase Agreement and Amendment No. 5 to Shareholder Agreement dated November 16, 1987, by and between the Company and N.V. Bekaert S.A. (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

              10.19  Restricted Stock Plan for Non-Employee Directors (filed as
         Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).*

              10.20 Separation and Transition Agreement dated as of April 2, 1993 between and Company and Frank J. Wezniak (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).*

              10.21 Employment Agreement dated as of April 6, 1993 between the Company and Richard C. Close (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).*

              10.22 Employment Agreement dated as of May 26, 1993 between the Company and John C. Shoemaker (filed as exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).*

              10.23 The Company's 1993 Stock Incentive Plan (filed as Exhibit 1 to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 18, 1993, and incorporated herein by reference).*

              10.24 Employment Agreement dated as of May 10, 1994, between the Company and Jeffrey A. Weber (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).*

              10.25 The Company's 1994 Restricted Stock Plan for Nonemployee Directors (filed as Exhibit I to the Company's Proxy Statement for Special Meeting in lieu of Annual Meeting for Stockholders held on May 10, 1994 and incorporated herein by reference).*

              11     Statement regarding computation of per share earnings. (See footnote 1 to Notes to Consolidated Financial Statements).

              21.1   Subsidiaries of Computer Identics Corporation.

              23.1   Consent of Ernst & Young LLP.

              23.2   Consent of Deloitte & Touche LLP.

              27     Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

* Management Contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER IDENTICS CORPORATION

                                          By:    /s/ Richard C. Close
                                                --------------------------------
                                                Richard C. Close (President
                                                and Principal Executive Officer)

                                          Date: March 15, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 1996                /s/ Richard C. Close
                             -----------------------------
                             Richard C. Close (President;
                             Principal Executive Officer and Director)


March 15, 1996                /s/ Jeffrey A. Weber
                             -----------------------------
                             Jeffrey A. Weber (Senior Vice President, Operations and Finance; Principal Financial and Accounting Officer)


March 15, 1996                /s/ Tomas Kohn
                             -----------------------------
                             Tomas Kohn (Director and Chairman of the Board of Directors)


March 15, 1996                /s/ John M. Hill
                             -----------------------------
                             John M. Hill (Director)


March 15, 1996                /s/ Jan A. Smolders
                             -----------------------------
                             Jan A. Smolders (Director)


March 15, 1996                /s/ Edward J. Stewart, III
                             -----------------------------
                             Edward J. Stewart, III (Director)


March 15, 1996                /s/ Richard S. Wilcox
                             -----------------------------
                             Richard S. Wilcox (Director)

                         [ERNST & YOUNG LLP LETTERHEAD]




REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of Computer Identics Corporation:

We have audited the accompanying consolidated balance sheets of Computer Identics Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) for the years ended December 31, 1995 and 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Identics Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations, and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1995 and 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP
                                                            --------------------
February 8, 1996                                               Ernst & Young LLP

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Computer Identics Corporation:


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Computer Identics Corporation and its subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedule listed in the Index at Item 14(a). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Computer Identics Corporation and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 28, 1994

CONSOLIDATED BALANCE SHEETS
COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
(All amounts in thousands, except share amounts)

December 31,

---------------------------------------------------------------------------------------------------------------
                                                                                   1995                  1994
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  1,752              $    755
   Accounts receivable (less allowance of $225 in 1995 and $321 in 1994
      for doubtful accounts)                                                        6,062                 6,130
   Inventory                                                                        3,625                 3,104
  Other                                                                               380                   238
---------------------------------------------------------------------------------------------------------------
       Total current assets                                                        11,819                10,227
---------------------------------------------------------------------------------------------------------------
Property and equipment:
   Equipment                                                                        3,674                 3,086
   Furniture and fixtures                                                             324                   256
   Leasehold improvements                                                              64                    59
---------------------------------------------------------------------------------------------------------------
        Total property and equipment                                                4,062                 3,401

   Less accumulated depreciation and amortization                                  (3,133)               (2,646)
---------------------------------------------------------------------------------------------------------------
        Net property and equipment                                                    929                   755
---------------------------------------------------------------------------------------------------------------
Other assets                                                                            0                     4
---------------------------------------------------------------------------------------------------------------
Total                                                                            $ 12,748              $ 10,986
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank                                                            1,002                    --
   Obligation under capital lease                                                      15                    30
   Accounts payable                                                                 2,402                 2,334
   Accrued compensation and related benefits                                        1,063                   998
   Accrued income taxes                                                                29                    32
   Other current liabilities                                                          684                 1,179
   Deferred revenue                                                                   289                   355
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                  5,484                 4,928
---------------------------------------------------------------------------------------------------------------
Long-term capital lease obligation                                                     57                    72
---------------------------------------------------------------------------------------------------------------
Stockholders' equity :
   Nonvoting common stock $.01 par value, authorized 600,000 shares
      issued and outstanding; 0 shares in 1995, 135,431 shares in 1994                 --                     1
   Common stock, $.10 par value, authorized 14,000,000 shares,  issued
     and outstanding 10,856,793 in 1995 and 10,390,562 shares in 1994               1,086                 1,039
   Additional paid-in capital                                                      24,005                23,585
   Deferred compensation                                                              (60)                  (54)
   Accumulated deficit                                                            (17,889)              (18,572)
   Cumulative translation adjustments                                                  65                   (13)
---------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                 7,207                 5,986
---------------------------------------------------------------------------------------------------------------
Total                                                                            $ 12,748              $ 10,986
===============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
(All amounts in thousands, except per share amounts)

Year Ended December 31,

                                                              1995            1994           1993
--------------------------------------------------------------------------------------------------
Revenues:
   Net product sales                                        $24,390         $22,918        $17,710
   Customer support services                                  3,355           3,108          4,180
--------------------------------------------------------------------------------------------------
        Total                                                27,745          26,026         21,890
--------------------------------------------------------------------------------------------------
Cost and expenses:
   Cost of products sold                                     12,217          11,820          9,368
   Cost of customer support services                          1,848           1,665          2,345
   Selling, general and administrative                       10,433          10,295          8,775
   Research and development                                   2,545           2,242          1,861
   Separation costs                                              --             469            541
--------------------------------------------------------------------------------------------------
        Total                                                27,043          26,491         22,890
--------------------------------------------------------------------------------------------------
Income (loss) from operations                                   702            (465)        (1,000)
Interest income                                                  38              26             48
Interest expense                                                (43)             (7)           (11)
--------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                 697            (446)          (963)
Provision for income taxes                                       14              64             63
--------------------------------------------------------------------------------------------------
Net income (loss)                                           $   683         $  (510)       $(1,026)
==================================================================================================
Net income (loss) per share                                 $  0.06         $ (0.05)       $ (0.10)
==================================================================================================
Weighted average number of common and
common equivalent shares outstanding                         10,977          10,339          9,893
==================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY
COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
(All amounts in thousands)

                                         Nonvoting
                                        Common Stock    Common Stock   Additional                             Cumulative
                                       ------------------------------   Paid-in      Deferred    Accumulated  Translation
                                       Shares  Amount  Shares  Amount   Capital    Compensation    Deficit    Adjustments   Total
                                       -------------------------------------------------------------------------------------------
Balance, January 1, 1993                 325    $ 3     9,459  $  946   $22,909       $ (13)      $(17,036)      $ (2)     $ 6,807
Conversion of stock                     (100)    (1)      100      10        (9)                                                 0
Exercise of stock options                                 203      20       132                                                152
Issuance of common stock                                   96      10       134        (144)                                     0
Compensation expense
     recognized                                                                          44                                     44
Net loss                                                                                            (1,026)                 (1,026)
Translation adjustment                                                                                            (56)         (56)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993               225      2     9,858     986    23,166        (113)       (18,062)       (58)       5,921
Conversion of stock                      (90)    (1)       90       9        (8)                                                 0
Exercise of stock options and
   other employee awards                                   93       9        92                                                101
Issuance of common stock and exercise
   of warrant by former President                         350      35       335                                                370
Compensation expense
   recognized                                                                            59                                     59
Net loss                                                                                              (510)                   (510)
Translation adjustment                                                                                             45           45
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994               135      1    10,391   1,039    23,585         (54)       (18,572)       (13)       5,986
Conversion of stock                     (135)    (1)      135      14       (13)                                                 0
Exercise of stock options                                 183      18       217                                                235
Issuance of common stock                                  148      15       216         (83)                                   148
Compensation expense
   recognized                                                                            77                                     77
Net income                                                                                             683                     683
Translation adjustment                                                                                             78           78
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 0    $  -   10,857  $1,086   $24,005       $ (60)      $(17,889)      $ 65      $ 7,207
==================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
(All amounts in thousands)

  Years Ended December 31,

                                                                 1995      1994      1993
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  683   $  (510)  $(1,026)
------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss)
   to net cash provided by (used for) operating
   activities:
      Depreciation and amortization                                454       440       498
      Other                                                         --        --       (19)
      Non-cash compensation                                        106        80        44
      Non-cash seperation costs                                     --        --       384
      Increase (decrease) in cash from:
        Accounts receivable                                        108    (1,531)     (643)
        Inventory                                                 (312)     (364)     (209)
        Other current assets                                      (171)       (6)       73
        Accounts payable                                            49       922       706
        Accrued compensation and related benefits                   38       216       127
        Accrued income taxes                                        (3)      (39)      (31)
        Other current liabilities                                 (530)      141       (53)
        Deferred revenue                                           (73)     (153)       70
------------------------------------------------------------------------------------------
Total adjustments                                                 (334)     (294)      947
------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities               349      (804)      (79)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                          (619)     (293)     (292)
   Decrease in other assets                                          4        --        11
------------------------------------------------------------------------------------------
Net cash used for investing activities                            (615)     (293)     (281)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Notes payable to bank                                         1,002        --        --
   Principal payments under capital lease obligations              (15)      (34)      (29)
   Proceeds from exercise of stock options                         235        81       153
   Proceeds from exercise of warrant                                --       105        --
------------------------------------------------------------------------------------------
 Net cash provided by financing activities                       1,222       152       124
------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash equivalents       41        26       (33)
------------------------------------------------------------------------------------------
Net increase(decrease) in cash and cash equivalents                997      (919)     (269)
------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                       755     1,674     1,943
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $1,752   $   755   $ 1,674
------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION
Cash paid for interest                                          $   44   $     7   $    11
------------------------------------------------------------------------------------------
Cash paid for income taxes                                      $   36   $    44   $   147
------------------------------------------------------------------------------------------
Supplemental disclosure of noncash activity:
 Acquisition of assets by capital leasing                       $   --   $    88   $    --
==========================================================================================

See notes to consolidated financial statements.

COMPUTER IDENTICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share amounts)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Computer Identics Corporation, designs, manufactures, markets and services standard bar code products and systems for the data collection and material handling/industrial markets. The Company markets its products in the United States through its direct sales organization and through system integrators and value added resellers. As an international organization, the Company and its foreign subsidiaries have sales and service offices located in Belgium, France, Germany and the United Kingdom as well as a network of distributors and systems integrators in locations throughout the world. Credit is extended to customers based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates that effect the financial statements include the realizability of deferred tax assets, warranty accruals, and allowances for doubtful accounts.

Cash equivalents - Cash equivalents are defined as highly liquid investments with maturities of three months or less at date of purchase.

Inventory valuation - Inventory is recorded at the lower of cost (first-in, first-out method) or market.

Property and equipment and depreciation - Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Foreign currency translation - Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates. Revenues, costs, and expenses are translated at the average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a separate component of stockholders' equity. Foreign currency transaction gains and (losses) are included in the determination of net income and were $163, ($91) and ($95) in 1995, 1994 and 1993, respectively.

Revenue - Revenue from product sales is recognized upon shipment. Revenues from services are recognized ratably over the contract period or as services are performed.

Research and Development - Expenditures for research and development are charged to expense as incurred.

Income taxes - The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes" ("Statement 109"). Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of income regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.

New Accounting Standards - The Company has not yet adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which will require adoption in 1996. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Stock Compensation Arrangements - The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

Net Income per common share - Net income (loss) per common share is computed based on the weighted average number of common and the dilutive effect of common equivalent shares outstanding for the period.

Reclassification - Certain amounts in prior years have been reclassified to conform to the 1995 presentation.

2.       INVENTORIES

         Inventories consist of the following:

                                    December 31
                                -------------------
                                  1995         1994
                                -------------------
             Raw materials      $1,821       $1,422
             Work in process       336          230
             Finished goods      1,468        1,452
                                ===================
                                $3,625       $3,104
                                ===================

3.       CREDIT ARRANGEMENTS AND CAPITAL LEASE OBLIGATIONS

         The Company has an unsecured line of credit arrangement with a domestic bank which provide borrowings up to $1,000. In 1995 the entire line of credit was borrowed in DM and transferred to the Company's German subsidiary to reduce intercompany payables. The borrowings at year end amounted to $1,002, accrue interest at a rate of 7.0%, and are payable on demand. The carrying amount approximates its fair market value. The Company's Belgium subsidiary has a 5 million Belgium Franc (approximately $170) line of credit with a Belgium bank. There were no borrowings outstanding on this facility in 1995. Interest is payable quarterly at the bank's base rate less .25%. Borrowings are guaranteed by the Company.

Payments under the capital lease obligation are due as follows:

                 Year Ending December 31
                 ----------------------------------------------
                 1996                                      $ 24
                 1997                                        24
                 1998                                        24
                 1999                                        22
                 2000                                         -
                 ----------------------------------------------
                 Total                                     $ 94
                 Less portion representing interest         (22)
                 ----------------------------------------------
                 Total obligation under capital lease      $ 72

The carrying amounts of the capital leases were $72 in 1995 and $102 in 1994.

4.       LEASING ARRANGEMENTS

         The Company leases its office facilities under operating lease agreements expiring through September 2001. In addition to the minimum rent, which is subject to certain escalation provisions, the Company is responsible for all taxes, insurance and operating costs. Minimum future lease payments under non-cancelable operating leases total approximately $636 in 1996, $499 in 1997, $261 in 1998, $92 in 1999, $80 in 2000, and $59 after 2000. Total rent expense was approximately $672, $640, and $607, for 1995, 1994 and 1993 respectively.

5.       EMPLOYEE BENEFIT PLAN

         The Company has a 401K plan covering substantially all of its domestic employees. The Company matches 100% of employee's contribution up to the first $1.2 contributed by the employee. Employee contributions vest immediately, while employer contributions vest ratably over a period of five years. The Company may decide to make an additional discretionary profit sharing contribution, the amount of which is to be determined by the Board of Directors, to all eligible employees on the last day of the plan year. To date the Board has not elected to make any profit sharing contribution. The Company contributed approximately $100, $103, and $110, in 1995, 1994 and 1993 respectively.

6.       STOCKHOLDERS' EQUITY

         Stock Plans - In 1993, the Company discontinued the granting of stock options under its 1987 Stock Option Plan (1987 Plan) and established the 1993 Stock Incentive Plan (1993 Plan). A total of 600,000 shares of common stock have been reserved for issuance under the 1993 Plan. The 1993 Plan provides for grants of stock options, restricted stock and other incentive stock awards.

         The following is a summary of all stock option activity under the 1987 and 1993 plans:

                                                          Exercise Price
                                              Shares         Per Share
         ---------------------------------------------------------------
         Outstanding January 1, 1993          959,000      $ .70 - 3.00
         Granted                              531,000        .89 - 1.50
         Exercised                           (202,500)       .70 - 1.00
         Canceled                            (385,000)       .70 - 1.50
         ---------------------------------------------------------------
         Outstanding December 31, 1993        902,500        .81 - 3.00
         Granted                              312,500       1.06 - 1.75
         Exercised                            (81,250)       .81 - 3.00
         Canceled                            (178,500)       .81 - 3.00
         ---------------------------------------------------------------
         Outstanding December 31, 1994        955,250        .81 - 3.00
         Granted                              240,000       1.82 - 3.06
         Exercised                           (183,400)       .81 - 1.75
         Canceled                             (49,250)       .81 - 3.00
         ---------------------------------------------------------------
         Outstanding December 31, 1995        962,600      $ .81 - 3.06
         ===============================================================
         Exercisable at December 31, 1995     457,050      $ .81 - 3.06
         ---------------------------------------------------------------

         In 1993, the Company granted 96,000 shares of restricted stock under the 1993 Plan, which vest over a three year period. Compensation expense, which accrues as the shares vest, was approximately $54 in 1995, $54 in 1994 and $36 in 1993.

        In March 1994, the Company established a Nonemployee Director Restricted Stock Plan and, pursuant to the plan, have issued 64,800 shares of common stock to nonemployee directors. Compensation expense, which accrues as the shares vest, was $23 in 1995.

Warrants - During 1988, in connection with the guarantee of a note payable to a bank, the former President of the Company was issued a warrant to purchase 200,000 shares of common stock at $1.50 per share. The former President was also issued a warrant to purchase 150,000 shares of common stock at $.70 per share. Pursuant to the terms of a separation agreement (Note 7), the expiration dates of the warrants were extended to December 31, 1996 (200,000 shares) and December 31, 1994 (150,000 shares). The December 31, 1994 warrants were exercised in December, 1994. The December 31, 1996 warrants are fully exercisable.

7.       SEPARATION COSTS

         The Company implemented a cost savings program, which resulted in a reduction in its work force, in June, 1994. As part of this program, a charge of $469 was recorded in the second quarter. The charge consisted principally of employee severance and related benefit costs.

          In April 1993, the Company entered into a separation agreement with its former President. The agreement provided for the termination of the former President's employment contract with the Company and for certain transition and consulting services and an extended period of non-competition. As consideration, the former President received a grant of 200,000 shares of common stock, salary continuation for the balance of 1993 and the extension of the expiration dates of two warrants. (See Note 6.)

8.       INCOME TAXES

         The components of income (loss) before provision for income taxes are as follows:

         Year Ended December 31
                                    1995        1994        1993
                                    -----       -----       -----
         Domestic                   $ 896       $(114)      $(497)
         Foreign                     (199)       (332)       (466)
                                    -----       -----       -----
         Total                      $ 697       $(446)      $(963)
                                    =====       =====       =====

         The provision for income taxes consists of the following:

                                    1995    1994    1993
                                    --------------------
         Federal                    $ 17     --      --
         State                       (45)   $26     $ 7
         Foreign                      42     38      56
                                    --------------------
         Total                      $ 14    $64     $63
                                    ====================

         Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows:

                                                         1995     1994      1993
                                                        ------------------------
         Statutory rate                                  35.0%   (35.0%)   (35.0%)
         State taxes, less federal benefit               (2.6)     3.8       0.5
         Domestic losses for which no benefit
             was provided/(benefit) of net
             operating loss carryforwards
             utilized                                   (46.4)    11.0      18.3
         Net foreign losses for which no
             benefit was provided                        15.9     34.6      22.7
                                                        ------------------------
         Total                                            1.9%    14.4%      6.5%
                                                        ------------------------

         Deferred taxes are attributable to the following temporary differences at December 31, 1995 and 1994.

                                                        1995           1994
                                                      ----------------------
         Deferred tax assets:
         Net operating loss carryforwards             $ 3,359        $ 3,500
         Tax credit carryforwards                         943            600
         Other deductible amounts                         657            650
                                                      ----------------------
         Total deferred tax assets                    $ 4,959        $ 4,750
         Valuation allowance                           (4,959)        (4,750)
                                                      ----------------------
         Deferred tax assets - net                    $     -        $     -
                                                      ======================

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $450 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation.

         The Company has at December 31, 1995 net operating loss carryforwards available for federal income tax purposes of approximately $4,900 expiring through 2009 and investment and other tax credit carryforwards of approximately $943, which may be used to offset future federal and state income taxes, if any, expiring through 2009. The Company also has net operating loss carryforwards of $4,900 attributable to its non-U.S. operations which can be carryforwarded indefinitely. The difference between the Company's net operating loss carryforwards and its accumulated deficit at December 31, 1995 is the result of both the expiration of certain loss carryforwards and the utilization of certain previous years' losses in the consolidated tax return of the Company's former parent.

         Effective January 1, 1993, the Company adopted Statement 109. Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on net income for 1993 was not material. Prior to adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which was superseded by Statement 109. Statement 109 changes the recognition and measurement criteria included in Statement 96 for deferred tax assets.

9.       FINANCIAL INFORMATION BY GEOGRAPHIC AREA

         Geographic area information is as follows:
         (All amounts in thousands of dollars)

                                               North America   Europe   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------
1995:
    Sales to unaffilitated customers             $12,903      $14,842           -        $27,745
    Intercompany transfers                         4,656          110      (4,766)             -
--------------------------------------------------------------------------------------------------
    Total Sales                                  $17,559      $14,952     $(4,766)       $27,745
--------------------------------------------------------------------------------------------------
    Operating income (loss)                      $   901      $   (54)    $  (145)       $   702
--------------------------------------------------------------------------------------------------
    Identifiable assets at December 31, 1995     $12,845      $ 6,885     $(6,982)       $12,748
--------------------------------------------------------------------------------------------------
1994:
    Sales to unaffiliated customers              $14,025      $12,001           -        $26,026
    Intercompany transfers                         3,039           97      (3,136)             -
--------------------------------------------------------------------------------------------------
    Total Sales                                  $17,064      $12,098     $(3,136)       $26,026
--------------------------------------------------------------------------------------------------
    Operating income (loss)                      $  (154)     $   (82)    $  (229)       $  (465)
--------------------------------------------------------------------------------------------------
    Identifiable assets as December 31, 1994     $11,869      $ 5,993     $(6,876)       $10,986
--------------------------------------------------------------------------------------------------
1993:
    Sales to unaffiliated customers              $12,614      $ 9,276           -        $21,890
    Intercompany transfers                         2,737           71      (2,808)             -
--------------------------------------------------------------------------------------------------
    Total Sales                                  $15,351      $ 9,347     $(2,808)       $21,890
--------------------------------------------------------------------------------------------------
    Operating income (loss)                      $  (668)     $  (382)    $    50        $(1,000)
--------------------------------------------------------------------------------------------------
    Identifiable assets at December 31, 1993     $10,710      $ 4,862     $(5,369)       $10,203
--------------------------------------------------------------------------------------------------

During 1993, one customer accounted for 10% of the Company's revenue.

COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES


Valuation and Qualifying Accounts
Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------
(All amounts in thousands)

                               Balance at    Charged to                     at
                                Begining      Cost and                    End of
                               of Period      Expenses     Deductions     Period
                               ----------    ----------    ----------     ------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

   Year Ended December 31:

        1993                     $259           $ 74          $ 16         $317
                                 ====           ====          ====         ====
        1994                     $317           $ 77          $ 73         $321
                                 ====           ====          ====         ====
        1995                     $321           $  5          $101         $225
                                 ====           ====          ====         ====

RESERVE FOR WARRANTY
EXPENSE

   Year Ended December 31:

        1993                     $172           $ 51          $ 79         $144
                                 ====           ====          ====         ====
        1994                     $144           $102          $100         $146
                                 ====           ====          ====         ====
        1995                     $146           $119          $152         $113
                                 ====           ====          ====         ====

                               INDEX TO EXHIBITS

Exhibit Number                                    Description
--------------                                    -----------
    21.1                          Subsidiaries of Computer Identics Corporation

    23.1                          Consent of Ernst & Young LLP

    23.2                          Consent of  Deloitte & Touche LLP

    27                            Financial Data Schedule