Form 10-Q
period 1996-03-31
COMPUTER IDENTICS CORP /MA/
filed 1996-05-10
CIK 23023

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to _______________________________________

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

                                           ________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at March 31, 1996
Common Stock, $.l0 par value                       10,866,793











COMPUTER IDENTICS CORPORATION

TABLE OF CONTENTS



										             Page

PART 1.	FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS.                              1

			Consolidated Balance Sheets --
                        March 31, 1996, and December 31, 1995      1

			Consolidated Statements of Operations  --
			Three Months ended March 31, 1996, and
                        March 31, 1995                             2

			Consolidated Statements of Cash Flows --
			Three Months ended March 31, 1996, and
                        March 31, 1995                             3

                        Notes to Consolidated Financial Statements 4

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
			FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS                                 5

PART II.	OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   7


























                 COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                                      March 31, December 31,
(In thousands, except share amount                      1996        1995
 Assets
 Current Assets:
    Cash and cash equivalents                         $ 2,200      $ 1,752
    Accounts receivable (less allowance for
    doubtful accounts of $245 in 1996 and
    $225 in 1995)                                       6,204        6,062
    Inventory                                           3,745        3,625
   Other                                                  446          380
         Total current assets                          12,595       11,819
 Property and equipment:
    Equipment                                           3,348        3,674
    Furniture and fixtures                                313          324
    Leasehold improvements                                 46           64
         Total property and equipment                   3,707        4,062
    Less accumulated depreciation and amortization     (2,617)      (3,133)
         Net property and equipment                     1,090          929
 Total assets                                         $13,685      $12,748
 Liabilities and Stockholders' Equity
 Current Liabilities:
    Notes payable to bank                                 974        1,002
    Obligation under capital lease                         16           15
    Accounts payable                                    3,109        2,402
    Accrued compensation and related benefits           1,099        1,063
    Accrued income taxes                                   22           29
    Other current liabilities                             621          684
    Deferred revenue                                      496          289
          Total current liabilities                     6,337        5,484
 Long-term capital lease obligation                        53           57
 Stockholders' equity :
    Common stock, $.10 par value -
      authorized 14,000,000 shares, 10,866,793 shares
      at March 31,1996 and 10,856,793 shares
      at December 31,1995                               1,087       1,086
    Additional paid-in capital                         24,013      24,005
    Deferred compensation                                 (53)        (60)
    Accumulated deficit                               (17,784)    (17,889)
    Cumulative translation adjustments                     32          65
          Total stockholders' equity                    7,295       7,207
 Total liabilities and stockholders' equity           $13,685     $12,748

 See notes to consolidated financial statements.


























              COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Unaudited)




                                                Three months ended
(In thousands, except per share amounts)             March 31,
                                                 1996         1995
Revenues:
  Net product sales                             $6,136       $5,969
  Customer support services                      1,130          811
     Total revenues                              7,266        6,780
Cost and expenses:
  Cost of products sold                          3,493        3,001
  Cost of customer support services                449          309
  Selling, general and administrative            2,578        2,473
  Research and development                         629          715
     Total costs and expenses                    7,149        6,498
Income from operations                             117          282
Interest income                                      0            8
Interest expense                                     6            3
Income before provision for income taxes           111          287
Provision for income taxes                           6           30
Net income                                      $  105      $   257
Net income per share                            $  .01      $   .02

Primary weighted average number of common shares 11,071       10,707

See notes to consolidated financial statements.




















                COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                    Three months ended
  (In thousands)                                         March 31,
                                                      1996       1995
  OPERATING ACTIVITIES:
  Net income                                         $  105    $   257
  Adjustments to reconcile net income
     to net cash provided by (used for) operating
     activities:
       Depreciation and amortization                    154         91
       Non-cash compensation                              7         14
       Increase (decrease) in cash from:
         Accounts receivable                           (144)     1,047
         Inventory                                     (167)      (439)
         Other current assets                           (71)       (14)
         Accounts payable                               705       (349)
         Accrued compensation and related benefits       51        (97)
         Accrued income taxes                            (6)        47
         Other current liabilities                      (36)      (189)
         Deferred revenue                               209        146
            Total adjustments                           702        257
  Cash provided by operating activities                 807        514

  INVESTING ACTIVITIES:
  Acquisition of property and equipment                (319)      (147)
  Decrease in other assets                                0          3
  Net cash used for investing activities               (319)      (144)

  FINANCING ACTIVITIES
  Principal payments under capital lease obligations     (4)       (11)
  Proceeds from exercise of stock options                 8         88
  Net cash provided by financing activities               4         77
  Effect of exchange rate changes on cash and cash
    equivalents                                         (44)        75
  Net increase in cash and cash equivalents             448        522
  Cash and cash equivalents, beginning of year        1,752        755
  Cash and cash equivalents, end of period           $2,200     $1,277

  Supplemental information:
  Cash paid for interest                             $   22     $    4
  Cash paid for income taxes                         $   13     $    3

 See notes to consolidated financial statements.







COMPUTER IDENTICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, contain information pertinent to the accompanying financial statements.
There has been no material change in the information contained in such notes except as set forth below. The Balance Sheet at March 31, 1996, the Statements of Operations for the three months ended March 31, 1996 and 1995 and the Statements of Cash Flows for the three months ended March 31, 1996 and 1995, are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair presentation of such financial results have been included.

1.	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Computer Identics Corporation (the Company) and its wholly-owned subsidiaries, Computer Identics N.V./S.A. (CINV), Computer Identics Ltd., Computer Identics GmbH, Computer Identics S.A., and Computer Identics, Inc.

2. 	RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the 1996 presentation.

3.	NET INCOME (LOSS) PER SHARE

Net income per common share is computed based on the weighted average number of common and the dilutive effect of common equivalent shares outstanding for the period.

4.	INVENTORY

Inventory is recorded at the lower of cost (first in, first out method) or market.

At March 31, 1996 and December 31, 1995, inventory consisted of the following:

        (In thousands)                  March 31, 1996  December 31, 1995

        Raw Materials                   $        1,862  $           1,821
        Work-in-Process                             95                336
        Finished Goods                           1,788              1,468
        Total                           $        3,745  $           3,625


5.	INCOME TAXES

The provisions for income taxes were $6,000 in 1996 versus a provision of $30,000 in 1995. Due to the Company's ability to use its U.S. net operating loss carryforwards, the provision for income taxes is comprised primarily of state and foreign income taxes for which net operating loss carryforwards are not available.




Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

        Revenue for the first quarter of 1996 was 7% above the comparable
1995 period. The 1996 revenue gains were reflected in all three geographic areas of the Company, North America, Europe and Rest of World. First quarter bookings decreased 3% for 1996 compared to the same quarter in the prior year. Backlog decreased from $3.5 million at December 31, 1995, to $3.3 million at March 31, 1996. The $3.3 million in backlog is lower than the comparable first quarter 1995 total of $3.8 million.

	Sales by the Company's four European subsidiaries, the Canadian subsidiary, and exports to Rest of World were 64% of total revenue for the first quarter of 1996 compared to 65% for 1995. Since over half the Company's revenue was derived from foreign sources, its operating results can be sensitive to foreign currency fluctuations. In the first quarter, these foreign currency fluctuations did not work in the Company's favor. The Company does have available a program to hedge its foreign denominated accounts receivable in an effort to minimize foreign currency exposure. At March 31, 1996, the Company did not have any hedging contracts outstanding. We may utilize limited hedging in the future should the Company foresee the need.

	Gross Margin from product and services was 46% compared to 51% for the first quarters of 1996 and 1995, respectively. Product gross margin decreased from 50% in 1995 to 43% in 1996 primarily reflecting a higher mix of lower margin non-CI manufactured product sales in Europe, a change in distribution strategy in North America from direct to lower margin indirect channels, and the unfavorable foreign currency impact due to a stronger dollar. This trend will continue unless the Company can achieve further material and labor cost reductions in manufacturing which more than offset the effect of the larger mix of international revenues with lower margins and the change in distribution strategy in North America. Service gross margin decreased in 1996 to 60% from 62% in 1995. Selling, General and Administrative expenses as a percentage of revenue were 35% in the first quarter of 1996 versus 36% in the comparable 1995 period, reflecting a continued emphasis on controlling gross spending while increasing revenue.

        Research and Development expenses were 9% and 10% of revenuesin the first quarter of 1996 and 1995, respectively as the Company continued its planned program to invest in its future by improving performance of existing products, expanding its overall product line, and exploring new technology.

	As a result of the foregoing, net income for the first quarter of 1996 and 1995 was $105,000 and $257,000, respectively.






Liquidity and Capital Resources

	Management believes that continued profitable operations and the current level of working capital are sufficient to finance its needs through 1996. From a capital expenditures viewpoint, in the first quarter of 1996 the Company completed the acquisition of a new management information system which cost approximately $200,000.

                                                March 31,         December 31,
                                                    1996             1995
        Working Capital                         $6,258,000        $6,335,000
        Current Ratio                             2.0 to 1          2.2 to 1
        Total Liability to Net Worth Ratio         .9 to 1           .8 to 1

	Each of the liquidity factors listed have remained relatively stable over the two periods listed. Working capital has decreased by $77,000 during the first three months of 1996 compared to December 31, 1995, primarily resulting from increases in cash of $448,000, inventory of $120,000, accounts receivable of $142,000, accounts payable of $707,000, and deferred revenue of $207,000.

	The Company currently has two bank lines of credit available. A small line of credit is held with a Belgium bank for 5 million Belgium Francs (approximately $170,000). The principal line of credit is held with a commercial bank and was increased from $1 to $2 million during the quarter ended March 31, 1996. Borrowings, however, did not change during the quarter. Computer Identics GmbH, a wholly owned German subsidiary, has in DM $1 million of this line of credit outstanding. Therefore the Company still has available $1 million of this credit line.



PART II


Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Articles of Organization effective December 21, 1984, and Amendment thereto effective June 1, 1987, (filed as
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,1990, and incorporated herein by reference).

	3.2	By-laws of the Company (filed as Exhibit 3.4 to Registration
                Statement No. 2-85807, and incorporated herein by reference).

	4.1	Copy of Common Stock Certificate (filed a Exhibit 4.1 to
                Registration Statement No. 2-85807, and incorporated herein by reference).

	11.	Statement regarding computation of per share earnings.  (See footnote 3 to Notes to Consolidated Financial Statements).

	27.	Financial Data Schedule.

(b)	Reports on Form 8-K

	None





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			     COMPUTER IDENTICS CORPORATION
                             Registrant
DATE:  May 7, 1996

                             ________________________________________
               		     Jeffrey A. Weber
                             Duly Authorized Officer and Chief Financial Officer (Senior Vice President, Operations and Finance and Chief Financial Officer)