Form 10-Q
period 1996-06-30
COMPUTER IDENTICS CORP /MA/
filed 1996-08-14
CIK 23023

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________   to _________________________________


Commission File Number 0-11704
                       -------

                          COMPUTER IDENTICS CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                        04-2443539
- -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                   5 Shawmut Road, Canton, Massachusetts 0202l
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 821-0830
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at June 30, 1996
- ----------------------------                       ----------------------------
Common Stock, $.l0 par value                                 10,872,293

                          COMPUTER IDENTICS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page

PART 1.   FINANCIAL INFORMATION
- -------------------------------

        ITEM 1.   FINANCIAL STATEMENTS....................................  1

                  Condensed Consolidated Balance Sheets --
                  June 30, 1996, and December 31, 1995....................  1

                  Condensed Consolidated Statements of Operations  --
                  Three and Six Months ended June 30, 1996, and
                  June 30, 1995...........................................  2

                  Condensed Consolidated Statements of Cash Flows --
                  Six Months ended June 30, 1996, and
                  June 30, 1995...........................................  3

                  Notes to Condensed Consolidated Financial Statements ...  4

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........  5


PART II.  OTHER INFORMATION
- ---------------------------

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  8

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................  9

                 COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                                                   JUNE 30,    December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                 1996         1995
- -------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $ 1,668         $ 1,752
    Accounts receivable (less allowance for doubtful accounts of
       $270 in 1996 and $225 in 1995)                                 5,730           6,062
    Inventory                                                         4,001           3,625
   Other                                                                476             380
- -------------------------------------------------------------------------------------------
        Total current assets                                         11,875          11,819
- -------------------------------------------------------------------------------------------
 Property and equipment:
    Equipment                                                         3,518           3,674
    Furniture and fixtures                                              318             324
    Leasehold improvements                                               46              64
- -------------------------------------------------------------------------------------------
         Total property and equipment                                 3,882           4,062
    Less accumulated depreciation and amortization                   (2,726)         (3,133)
- -------------------------------------------------------------------------------------------
         Net property and equipment                                   1,156             929
- -------------------------------------------------------------------------------------------
 Total assets                                                       $13,031         $12,748
===========================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Notes payable to bank                                               813           1,002
    Obligation under capital lease                                       17              15
    Accounts payable                                                  2,775           2,402
    Accrued compensation and related benefits                           972           1,063
    Accrued income taxes                                                 16              29
    Other current liabilities                                           562             684
    Deferred revenue                                                    627             289
- -------------------------------------------------------------------------------------------
          Total current liabilities                                   5,782           5,484
- -------------------------------------------------------------------------------------------
 Long-term capital lease obligation                                      49              57
- -------------------------------------------------------------------------------------------
 Stockholders' equity :
    Common stock, $.10 par value - authorized 25,000,000 shares at
      June 30, 1996 and 14,000,000 shares at December 31, 1995,
       issued and outstanding 10,872,293 shares at June 30,1996 and
       10,856,793 shares at December 31,1995                          1,087           1,086
    Additional paid-in capital                                       24,017          24,005
    Deferred compensation                                               (47)            (60)
    Accumulated deficit                                             (17,882)        (17,889)
    Cumulative translation adjustments                                   25              65
- -------------------------------------------------------------------------------------------
          Total stockholders' equity                                  7,200           7,207
- -------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                         $13,031         $12,748
===========================================================================================


 See notes to consolidated financial statements.

                     COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                       (UNAUDITED)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
(IN THOUSANDS. EXCEPT PER SHARE AMOUNTS)                  JUNE 30,                     JUNE 30,
- ----------------------------------------------------------------------          ---------------------
                                                     1996        1995             1996         1995
                                                   -------     -------          --------     --------
Revenues:
  Net product sales                                 $5,400      $5,945          $11,536      $11,914
  Customer support services                          1,084         815            2,214        1,626
- ----------------------------------------------------------------------          --------------------
        Total revenues                               6,484       6,760           13,750       13,540
- ----------------------------------------------------------------------          --------------------
Cost and expenses:
  Cost of products sold                              2,948       2,788            6,441        5,789
  Cost of customer support services                    418         351              867          660
  Selling, general and administrative                2,684       2,681            5,262        5,154
  Research and development                             524         673            1,153        1,388
- ----------------------------------------------------------------------          --------------------
        Total costs and expenses                     6,574       6,493           13,723       12,991
- ----------------------------------------------------------------------          --------------------
Income (loss) from operations                          (90)        267               27          549
Interest income                                         18           6               34           14
Interest expense                                        17           6               39            9
- ----------------------------------------------------------------------          --------------------
Income (loss) before provision for income taxes        (89)        267               22          554
Provision for income taxes                               8          23               14           53
- ----------------------------------------------------------------------          --------------------
Net income (loss)                                   $  (97)     $  244          $     8      $   501
======================================================================          ====================
Net income (loss) per share                         $(0.01)     $ 0.02          $  0.00      $  0.05
======================================================================          ====================

Weighted average number of common and
    common equivalent shares outstanding            10,870      10,983           10,971       10,845
======================================================================          ====================


                 COMPUTER IDENTICS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
(IN THOUSANDS)                                                         JUNE 30,
- -----------------------------------------------------------------------------------
                                                                   1996       1995
                                                                  ------     ------
OPERATING ACTIVITIES:
Net income                                                        $    8     $  501
Adjustments to reconcile net income
  to net cash provided by (used for) operating activities:
    Depreciation and amortization                                    270        205
    Non-cash compensation                                             13         37
    Increase (decrease) in cash from:
      Accounts receivable                                            301        658
      Inventory                                                     (448)      (846)
      Other current assets                                          (103)       (71)
      Accounts payable                                               401        243
      Accrued compensation and related benefits                      (66)      (170)
      Accrued income taxes                                           (13)        67
      Other current liabilities                                      (74)      (384)
      Deferred revenue                                               337        134
- -----------------------------------------------------------------------------------
         Total adjustments                                           618       (127)
- -----------------------------------------------------------------------------------
Cash provided by operating activities                                626        374
- -----------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Acquisition of property and equipment                               (503)      (361)
Decrease in other assets                                               -          3
- -----------------------------------------------------------------------------------
Net cash used for investing activities                              (503)      (358)
- -----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Notes payable to bank                                               (134)         -
Principal payments under capital lease obligations                    (7)       (23)
Proceeds from exercise of stock options                               13        226
- -----------------------------------------------------------------------------------
Net cash provided by financing activities                           (128)       203
- -----------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         (79)        35
- -----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            (84)       254
- -----------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                       1,752        755
- -----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $1,668     $1,009
===================================================================================

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                            $   39     $    9
- -----------------------------------------------------------------------------------
Cash paid for income taxes                                        $   27     $    6
===================================================================================


See notes to consolidated financial statements.

                          COMPUTER IDENTICS CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Notes to the Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, contain information pertinent to the accompanying financial statements. There has been no material change in the information contained in such notes except as set forth below. The Balance Sheet at June 30, 1996, the Statements of Operations for the three and six months ended June 30, 1996 and 1995 and the Statements of Cash Flows for the six months ended June 30, 1996 and 1995, are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair presentation of such financial results have been included.

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

4.    INVENTORY

      Inventory is recorded at the lower of cost (first in, first out method) or market.

      At June 30, 1996 and December 31, 1995, inventory consisted of the following:

          (In thousands)           June 30, 1996       December 31, 1995
          -------------            -------------       -----------------
          Raw Materials                 $2,034              $1,821
          Work-In-Process                  271                 336
          Finished Goods                 1,696               1,468
                                        ------              ------
          Total                         $4,001              $3,625
                                        ------              ------

5.    INCOME TAXES

The provisions for income taxes for the second quarter were $8 in 1996 versus a provision of $23 in 1995. The provisions for income taxes for the six months ended June 30 were $14 in 1996 versus a provision of $53 in 1995. Due to the Company's ability to use its U.S. net operating loss carryforwards, the provision for income taxes is comprised primarily of state and foreign income taxes for which net operating loss carryforwards are not available.

6.    SUBSEQUENT EVENTS

      RVSI (Robotic Vision Systems, Inc.) and Computer Identics Corporation jointly announced on July 24, 1996 that they have signed a definitive merger agreement whereby RVSI would acquire all of Computer Identics' outstanding stock. The transaction is intended to be completed as a tax free reorganization and to be accounted for as a pooling of interests. To effect the merger transaction RVSI would issue 0.1778052 shares of its common stock for each Computer Identics share or approximately 1,927,000 shares of RVSI common stock in exchange for all Computer Identics' outstanding shares. In addition, Computer Identics' outstanding stock options and warrants would be exchanged for options on RVSI's common stock in the same 0.1778052 to one ratio. The exchange ratio is subject to limited adjustment based upon certain changes in the market price of RVSI common stock. Consummation of the merger transaction is subject to conditions customary for transactions of this nature, including approval by stockholders of Computer Identics.

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
Results of Operations For the Three Months Ended June 30, 1996 and 1995.
- -----------------------------------------------------------------------


     Revenue for the second quarter of 1996 was 4% below the comparable 1995 period. The 1996 revenue decline was reflected in two geographic areas of the Company, North America and Europe. North America and Europe declined by 13% and 9%, respectively for the second quarter 1996 compared to the same period in 1995. Sales in these two geographic areas reflected sales results that did not meet the Company's expectations. Rest of World more than doubled for the same comparable periods. Product sales for the second quarter 1996 compared to the comparable period in 1995 declined by 9% while service revenue for the same period increased by 33%. Product sales declined due to lower sales in North America and Europe previously noted. The increase in service revenue reflects a stronger emphasis on the Company's service business, increased pricing and revenue from service contracts for newer products which are coming off their warranty period. Second quarter bookings decreased 9% for 1996 compared to the same quarter in the prior year. Backlog decreased from $3.5 million at December 31, 1995, to $3.0 million at June 30, 1996. The $3.0 million in backlog is lower than the comparable second quarter 1995 total of $3.7 million.

     Sales by the Company's four European subsidiaries and exports to Rest of World were 60% of total revenue for the second quarter of 1996 compared to 56% for 1995. Since over half the Company's revenue was derived from foreign sources, its operating results can be sensitive to foreign currency fluctuations. In the second quarter of 1996, these foreign currency fluctuations had no impact while in the comparable 1995 period the foreign currency fluctuations worked in the Company's favor. The Company does have available a program to hedge its foreign denominated accounts receivable in an effort to minimize foreign currency exposure. At June 30, 1996, the Company did not have any hedging contracts outstanding. The Company may utilize limited hedging in the future should the Company foresee the need.

     Gross Margin from product and services was 48% compared to 54% for the second quarters of 1996 and 1995, respectively. Product gross margin decreased from 53% in 1995 to 45% in 1996 primarily reflecting higher manufacturing costs from the implementation of a new cell manufacturing strategy and a new MIS/MRP system, a higher percentage of lower margin sales from ROW, a change in distribution strategy in North America from direct to lower margin indirect channels, and the lack of a favorable foreign currency impact due to a stronger dollar. This product gross margin percent will not improve unless the Company can achieve material and labor cost reductions in manufacturing which more than offset the effect of the larger mix of international revenues and the change in distribution strategy in North America, both of which have lower margins. Service gross margin increased in 1996 to 61% from 57% in 1995, reflecting two factors: elimination from our service base of those older products we have removed from our current product offerings, coupled with continued cost reductions. Selling, General and Administrative expenses as a percentage of revenue were 41% in the second quarter of 1996 versus 40% in the comparable 1995 period, reflecting a continued emphasis on controlling gross spending.

     Research and Development expenses were 8% and 10% of revenues in the second quarter of 1996 and 1995, respectively as the Company continued its planned program to invest in its future by improving performance of existing products, expanding its overall product line, and exploring new technology.

     As a result of the foregoing, net income (loss) for the second quarter of 1996 and 1995 was ($97,000) and $244,000, respectively.

For the Six Months Ended June 30, 1996 and 1995
- -----------------------------------------------

     Revenue for the first six months of 1996 was 2% above the comparable 1995 period for the reasons noted above. Revenue for North America and Europe declined by 3% while Rest of World increased by over 50% for the first six months of 1996 compared to the same period in 1995. Product sales for the first six months of 1996 compared to the same period in 1995 declined by 3% while service revenue for the same period increased by 36% for the reasons noted above. First half bookings decreased 6% for 1996 compared to the prior year.

     Sales by the Company's four European subsidiaries and exports to Rest of World were 62% and 60% of the total revenue for the first six months of 1996 and 1995, respectively. Since over half the Company's revenue was derived from foreign sources, its operating results can be sensitive to foreign currency fluctuations. In the first half of 1996, these foreign currency fluctuations did not work in the Company's favor, while the comparable period of 1995 reflected favorable currency fluctuations.

     Gross Margin from product and services was 47% compared to 52% for the first six months of 1996 and 1995, respectively. Product gross margin decreased to 44% in 1996 from 51% in 1995, primarily reflecting higher manufacturing costs from the implementation of a new cell manufacturing strategy and a new MIS/MRP system, a change in distribution strategy in North America from direct to lower margin indirect channels, and the lack of a favorable foreign currency impact due to a stronger dollar. Service gross margin increased in 1996 to 61% from 53% in 1995 for the reasons noted above. Selling, General and Administrative expenses as a percent of revenue were 38% in the first half of 1996 and 1995. Overall, the Company has, through it ongoing cost containment program, minimized increases in Selling, General and Administrative spending.

     Research and Development expenses were 8% and 10% of revenues in the first half of 1996 and 1995, respectively as the Company continued its planned program to invest in its future by improving performance of existing products, expanding its overall product line, and exploring new technology.

     For the first half of 1996, the Company reported net income of $8,000 as compared with a 1995 six month income of $501,000. This decline is directly related to a reduction in gross margin as a percent of revenue.

Liquidity and Capital Resources
- -------------------------------

     Management believes that cash generated from operations and the current level of working capital are sufficient to finance its needs through 1997. From a capital expenditures viewpoint, in the first half of 1996 the Company completed the acquisition of a new management information system which cost approximately $200,000.

                                               June 30,       December 31,
                                                 1996              1995
                                             ----------------------------
        Working Capital                      $6,093,000        $6,335,000
        Current Ratio                          2.1 to 1          2.2 to 1
        Total Liability to Net Worth Ratio      .8 to 1           .8 to 1

     Each of the liquidity factors listed have remained relatively stable over the two periods listed. Working capital has decreased by $242,000 during the first six months of 1996 compared to December 31, 1995, primarily resulting from increases in inventory of $376,000, accounts payable of $373,000, and a decrease in accounts receivable of $332,000.

     The Company currently has two bank lines of credit available. A small line of credit is held with a Belgium bank for 5 million Belgium Francs (approximately $170,000). The principal line of credit of $2 million is held with a commercial bank. Computer Identics GmbH, a wholly owned German subsidiary, has $800,000 in DM of this line of credit outstanding. Therefore the Company still has available $1.2 million of this credit line.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

     The Annual Meeting of Stockholders was held on May 14, 1996. The following are the results of the voting conducted at that meeting. As of the record date for the Annual Meeting, 10,866,793 shares were outstanding and eligible to vote. The following table details the results of the shareholder voting:

PROPOSAL # 1 - ELECTION OF DIRECTORS

     All six directors were re-elected, namely, Richard Close, John Hill, Tomas Kohn, Jan Smolders, Edward J. Stewart, III, and Richard Wilcox.

                 NOMINEE                     FOR                     AGAINST
                 -------                     ---                     -------

          1.   Close, Richard              9,125,461                 551,500
          2.   Hill, John                  9,125,561                 551,400
          3.   Kohn, Tomas                 9,125,561                 551,400
          4.   Smolders, Jan               9,648,986                  27,975
          5.   Stewart, Edward J, III      9,648,986                  27,975
          6.   Wilcox, Richard             9,648,786                  28,175


PROPOSAL # 2 - APPROVAL OF COMPUTER IDENTICS CORPORATION RESTATED ARTICLES OF ORGANIZATION, AS AMENDED, TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF VOTING COMMON STOCK FROM 14,000,000 TO 25,000,000

     At the Annual Meeting of Stockholders, Proposal No. 2, to amend the Company's Restated Articles of Organization, as amended, (the "Articles of Organization") to increase the number of authorized shares of Voting Common Stock, $.10 par value (the "Common Stock") from 14,000,000 to 25,000,000 was approved by stockholders as follows:

                                                SHARES
                                                ------
                  FOR                        8,791,770
                  AGAINST                      693,200
                  ABSTAIN                       10,491
                  BROKER NON-VOTE              181,500


PROPOSAL # 3 - APPROVAL OF 1996 STOCK INCENTIVE PLAN:

     At the Annual Meeting of Stockholders, Proposal No. 3 to approve the Company's 1996 Stock Incentive Plan was approved by stockholders as follows:

                                                            SHARES
                                                            ------
                  FOR                                    9,239,692
                  AGAINST                                  240,669
                  ABSTAIN                                   13,600
                  BROKER NON-VOTE                          183,000


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)   Exhibits

      3.1 Restated Articles of Organization effective December 21, 1984, and Amendment thereto effective June 1, 1987, as further amended by Amendment thereto effective June 12, 1996.

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMPUTER IDENTICS CORPORATION
                             -----------------------------
                             Registrant


DATE:  August 14, 1996
- ----------------------
                             /s/ Jeffrey A. Weber
                             --------------------------------------------
                             Jeffrey A. Weber
                             Duly Authorized Officer and Chief Financial Officer (Senior Vice President, Operations and Finance and Chief Financial Officer)